Form 10-K
period 2004-12-31
FIFTH THIRD AUTO TRUST 2004-A
filed 2005-03-29
CIK 1292655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-105855-01

FIFTH THIRD AUTO TRUST 2004-A

(Issuer of Securities)

CITIGROUP VEHICLE SECURITIES INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-0518753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

390 Greenwich Street

New York, New York 10013

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(212) 723-3803

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes: ☐    No: ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Issuer does not have any voting stock.

Documents incorporated by reference: See Item 15(a)

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K is filed with respect to Fifth Third Auto Trust 2004-A (the “Trust”), a Delaware statutory trust formed pursuant to a Trust Agreement, dated as of May 28, 2004 between Citigroup Vehicle Securities Inc., as depositor, and Wilmington Trust Company, as owner trustee. The Trust issued $718,125,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of June 1, 2004 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee. Pursuant to the Indenture, the Trust also issued $20,625,000 in aggregate principal amount of asset-backed notes, Class B, which were not offered to the public.

ITEM 2. PROPERTIES

The assets of the Trust primarily include a pool of retail installment sales contracts and/or installment loans secured by new and used motor vehicles (the “Receivables”). The Trust’s business activities include acquiring and holding assets of the Trust, issuing the Notes and distributing proceeds of the issuance of the Notes.

ITEM 3. LEGAL PROCEEDINGS

The Registrant knows of no material legal proceedings involving the Trust, which were pending at December 31, 2004, or as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Security Holders in the reporting year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	To the best knowledge of the Registrant, there is no established public trading market for the Notes.

(b)	The holder of record of all offered Notes as of December 31, 2004, was Cede & Co., the nominee of The Depository Trust Company (“DTC”) in the United States. Direct participants active in the DTC system include Euroclear System, Clearstream Banking, societe anonyme, securities brokers and dealers, banks, trust companies and clearing corporations. Forty-three DTC participants hold the offered Notes as of December 31, 2004.

(c)	Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Fifth Third Auto Funding LLC owns 100% of the certificates issued by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

3

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Documents filed as part of the Report.

Exhibit No.

14.1	Monthly Statement to Security Holders with respect to the July 20, 2004 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on July 22, 2004.

14.2	Monthly Statement to Security Holders with respect to the August 20, 2004 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on August 20, 2004.

14.3	Monthly Statement to Security Holders with respect to the September 20, 2004 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on September 20, 2004.

14.4	Monthly Statement to Security Holders with respect to the October 20, 2004 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on October 20, 2004.

14.5	Monthly Statement to Security Holders with respect to the November 22, 2004 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on November 22, 2004.

14.6	Monthly Statement to Security Holders with respect to the December 20, 2004 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on December 20, 2004.

14.7	Monthly Statement to Security Holders with respect to the January 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on January 20, 2005.

31	Sarbanes Oxley Certification.

99.1	Officer’s Annual Statement as to Compliance.

99.2	Management’s Assertion and Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD AUTO TRUST 2004-A
By: Fifth Third Bank, an Ohio banking corporation, as Servicer

March 29, 2005	/S/ JAMES E. SAPITRO
James E. Sapitro
Senior Vice President

4