Form 10-K
period 2005-12-31
FIFTH THIRD AUTO TRUST 2004-A
filed 2006-03-24
CIK 1292655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(212) 723-3803

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes:  ☒    No:  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes:  ☐    No:  ☒

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The assets of the Trust primarily include a pool of retail installment sales contracts and/or installment loans secured by new and used motor vehicles (the “Receivables”). The Trust’s business activities include acquiring and holding assets of the Trust, issuing the Notes and distributing proceeds to the Noteholders.

ITEM 3. LEGAL PROCEEDINGS

(a)	The Registrant knows of no material legal proceedings involving the Trust, which were pending at December 31, 2005, or as of the date of this report.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Security Holders in the reporting year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	To the best knowledge of the Registrant, there is no established public trading market for the Notes.

(b)	The holder of record of all offered Notes as of December 31, 2005, was Cede & Co., the nominee of The Depository Trust Company (“DTC”) in the United States. Direct participants active in the DTC system include Euroclear System, Clearstream Banking, societe anonyme, securities brokers and dealers, banks, trust companies and clearing corporations. Forty-five DTC participants hold the offered Notes as of December 31, 2005.

(c)	Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

2

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a)	Documents Filed as Part of the Report

Exhibit No.
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Officer’s Annual Statement as to Compliance.

99.2	Management’s Assertion and Report of Independent Registered Public Accounting Firm.

99.3	Monthly Statement to Security Holders with respect to the January 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on January 20, 2005.

99.4	Monthly Statement to Security Holders with respect to the February 22, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on February 22, 2005.

99.5	Monthly Statement to Security Holders with respect to the March 21, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on March 21, 2005.

99.6	Monthly Statement to Security Holders with respect to the April 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on May 4, 2005.

3

99.7	Monthly Statement to Security Holders with respect to the May 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on May 20, 2005.

99.8	Monthly Statement to Security Holders with respect to the June 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on June 20, 2005.

99.9	Monthly Statement to Security Holders with respect to the July 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on July 20, 2005.

99.10	Monthly Statement to Security Holders with respect to the August 22, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on August 22, 2005.

99.11	Monthly Statement to Security Holders with respect to the September 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on September 20, 2005.

99.12	Monthly Statement to Security Holders with respect to the October 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on October 20, 2005.

99.13	Monthly Statement to Security Holders with respect to the November 21, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on November 21, 2005.

99.14	Monthly Statement to Security Holders with respect to the December 20, 2005 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on December 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD AUTO TRUST 2004-A
	By:	Fifth Third Bank, an Ohio banking corporation, as Servicer
March 24, 2006
/s/ James E. Sapitro
James E. Sapitro
Senior Vice President

4