Form 10-K
period 2006-12-31
FIFTH THIRD AUTO TRUST 2004-A
filed 2007-03-29
CIK 1292655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-105855-01

FIFTH THIRD AUTO TRUST 2004-A

(Exact name of Issuing Entity as specified in its charter)

CITIGROUP VEHICLE SECURITIES INC.

(Exact name of Depositor as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  :☐    No:  ☒

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

Documents incorporated by reference: See Item 15(a)

RIDER 1A

INTRODUCTORY NOTE

The transaction to which this Form 10-K relates was registered with the Securities and Exchange Commission on Form 424B5 and closed on June 18, 2004 and therefore is not subject to the requirements of Regulation AB.

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

ITEM 3. LEGAL PROCEEDINGS

(a)	The Registrant knows of no material legal proceedings involving the Trust, which were pending at December 31, 2006, or as of the date of this report.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Security Holders in the reporting year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	To the best knowledge of the Registrant, there is no established public trading market for the Notes.

(b)	The holder of record of all offered Notes as of December 31, 2006, was Cede & Co., the nominee of The Depository Trust Company (“DTC”) in the United States. Direct participants active in the DTC system include Euroclear System, Clearstream Banking, societe anonyme, securities brokers and dealers, banks, trust companies and clearing corporations. On December 31, 2006, there were less than 300 holders of record of each Class of Notes.

(c)	Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

2

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Fifth Third Auto Funding LLC owns 100% of the certificates issued by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Documents Filed as Part of the Report

Exhibit No.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Officer’s Annual Statement as to Compliance.

99.2	Management’s Assertion and Report of Independent Registered Public Accounting Firm.

99.3	Monthly Statement to Security Holders with respect to the January 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on January 20, 2006.

99.4	Monthly Statement to Security Holders with respect to the February 21, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on February 23, 2006.

3

Exhibit No.

99.5	Monthly Statement to Security Holders with respect to the March 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on March 20, 2006.

99.6	Monthly Statement to Security Holders with respect to the April 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on April 20, 2006.

99.7	Monthly Statement to Security Holders with respect to the May 22, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on May 22, 2006.

99.8	Monthly Statement to Security Holders with respect to the June 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on June 20, 2006.

99.9	Monthly Statement to Security Holders with respect to the July 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on July 20, 2006.

99.10	Monthly Statement to Security Holders with respect to the August 21, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on August 21, 2006.

99.11	Monthly Statement to Security Holders with respect to the September 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on September 20, 2006.

99.12	Monthly Statement to Security Holders with respect to the October 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on October 20, 2006.

99.13	Monthly Statement to Security Holders with respect to the November 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on November 20, 2006.

99.14	Monthly Statement to Security Holders with respect to the December 20, 2006 distribution. Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filing with the Securities and Exchange Commission on December 20, 2006.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD AUTO TRUST 2004-A
By: Fifth Third Bank, an Ohio banking corporation, as Servicer

March 29, 2007	/s/ Charles Maness
Charles Maness
Vice President

5